Form 10-K/A
period 2006-12-31
FREMONT HOME LOAN TRUST 2006-C
filed 2007-05-24
CIK 1373810

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 2

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

        Not applicable.


                                EXPLANATORY NOTE


This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is being filed: to correct typographical errors in the registered public accounting firm's attestation report for Fremont Investment & Loan previously filed on the Form 10-K/A on May 17, 2007.

Except as described above, this Amendment No. 2 does not modify or update disclosure in, or exhibits to, the Form 10-K filed on April 2, 2007 or the Form 10-K/A filed on May 17, 2007. Accordingly, this Amendment No. 2 should be read in conjunction with those filings.




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

      On May 17, 2007, the Registrant filed a Form 10-K/A with the Securities and Exchange Commission that contained the Attestation Report required by Regulation AB of Fremont Investment & Loan ("Fremont"), the servicer of the mortgage loans under the pooling and servicing agreement. This 10-K/A contains a revised version of that Attestation Report.


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

    Date:      May 23, 2007


  Exhibit Index

  Exhibit No.


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


     Dated:    May 23, 2007

     /s/ Patrick E. Lamb
     Signature

     Vice President
     Title



EX-34 (a)

(logo) SQUAR MILNER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Fremont Investment & Loan

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance, that Fremont Investment & Loan (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued asset-backed securities transactions that were completed on or after January 1, 2006, for which the Company served as a servicer, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 for related asset-backed securities involving first-lien and second-lien residential mortgage loans that were outstanding during the year ended December 31, 2006 (herein referred to as "the Platform"), except for criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(4)(ii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) and 1122(d)(3)(iv), the Company's responsibilities are limited to the timely delivery of contractual payments and other information to the Trust Administrator, or the Trustee, and the Company does not take responsibility for the reports or cash disbursements to investors. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

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

As described in management's assertion included in the accompanying Exhibit A, for servicing criteria 1122(d)(1)(ii), the Company has engaged various vendors to perform activities required by this servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in
Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to these vendors as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06. In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i) for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for twelve months ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ Squar Milner Peterson Miranda & Williamson, LLP

Newport Beach, California
May 14, 2007